Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2021-C61
filed 2024-03-21
CIK 1891774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                       Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.10         Amended and Restated Agreement Between Noteholders, entered into March 18, 2024 and dated as of November 5, 2021, between Wells Fargo Bank, National Association, as Master Servicer on behalf of Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of Wells Fargo Commercial Mortgage Trust 2021-C61, Commercial Mortgage Pass-Through Certificates, Series 2021-C61, as Note A-1 Holder, Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of BBCMS Mortgage Trust 2022-C15, Commercial Mortgage Pass-Through Certificates, Series 2022-C15, as Note A-2 Holder, KeyBank National Association, as Master Servicer on behalf of Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of BMO 2022-C1 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2022-C1, as Note A-3 Holder, Computershare Trust Company, National Association, as Trustee for the benefit of the Registered Holders of 3650R 2022-PF2 Commercial Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2022-PF2, as Note A-4-A Holder, Computershare Trust Company, National Association, as Trustee for the benefit of the Registered Holders of Benchmark 2023-V2 Mortgage Trust, Commercial Mortgage Pass-Through Certificates, Series 2023-V2, as Note A-4-B Holder, and 3650 Cal Bridge Reno LLC, as Note B Holder (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 20, 2024 under Commission File No. 333-257991-02 and incorporated by reference herein).

4.11         Agreement Between Noteholders, dated as of November 5, 2021, between Wells Fargo Bank, National Association, as Note A-1 Holder, Barclays Capital Real Estate Inc., as Note A-2 Holder, Bank of Montreal, as Note A-3 Holder, 3650 Real Estate Investment Trust 2 LLC, as Note A-4 Holder, and 3650 Cal Bridge Reno LLC, as Note B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 6, 2021 under Commission File No. 333-257991-02 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of December 20, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-6 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-7 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-10 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-11 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-12 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 6, 2021 under Commission File No. 333-257991-02 and incorporated by reference herein).

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

Date: March 21, 2024